Form 10-K
period 1996-12-31
CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1
filed 1997-03-31
CIK 1036821

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                                  ANNUAL REPORT


                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                            THE CHASE MANHATTAN BANK
      (formerly known as "The Chase Manhattan Bank, National Association")
      --------------------------------------------------------------------
                  (Originator of the Trust referred to herein)
             (Exact name of registrant as specified in its charter)



                  CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1
                  --------------------------------------------
                      (Issuer with respect to Certificates)



       For the fiscal year                        33-93570
       ended December 31, 1996             Commission File Number


       New York                                 13-2633612
      ---------------                       ------------------
      (State or other                          (IRS Employer
      jurisdiction of                       Identification No.)
      incorporation)


        270 Park Avenue, New York, New York               10017
      -------------------------------------------       ----------
      (Address of principal executive offices)          (Zip code)


                                (212) 270-6000
                ---------------------------------------------------
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes: x   No:

The Issuer had no voting stock and no class of common stock outstanding on the date of this report.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

     Chase Manhattan Home Equity Loan Trust 1995-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association, as Seller and Servicer, and an unrelated trustee (the "Trustee"). The Revolving Home Equity Loan Asset Backed Certificates, Series 1995-1 of the Trust represent the beneficial ownership interest in the Trust. The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.


                                       PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

     The assets of the Trust consist of, among other things, a segregated pool of revolving lines of credit secured by mortgages on one-to-four family houses. Information regarding the mortgaged properties is included in the Annual Statement of Compliance filed under Item 14 hereof.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings with respect to the Trust, the Seller or the Servicer.

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                       PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

           The records of the Trust indicate that as of December 31, 1996, there was one Certificateholder of record.

Item 6.    Selected Financial Data.

           Omitted.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                      PART III


Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, there were four beneficial owners holding more than 5% of the Series 1995-1 Certificates.


Item 13.   Certain Relationships and Related Transactions.

           Omitted.


                                       PART IV


Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.


           (a) The following documents are filed as part of this Annual Report on Form 10-K: NONE.


            (b), (c), (d) Omitted.

                                     SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  March 31, 1997
                                         THE CHASE MANHATTAN BANK
                                         as Servicer


                                         By:   /s/ Lois Deming
                                               ---------------
                                         Name:  Lois Deming
                                         Title: Senior Vice President


SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.