Form 10-K
period 1998-12-31
CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1; CHASE MANHATTAN BANK /NY/
filed 1999-03-31
CIK 1036821, 835271

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended:  December 31, 1998
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number   33-93570
                 ----------------------   --------

          Chase Manhattan Home Equity Loan Trust 1995-1
                              (issuer)
          ----------------------------------------------

                      The Chase Manhattan Bank
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


               New York                       13-2633612
     -------------------------------        ---------------
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

   270 Park Avenue, New York, New York           10017
---------------------------------------         -------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (909) 205-6000

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

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       The aggregate amount of charge-offs with respect to the assets of the Trust for the year ended December 31, 1998 was $128,144.22. As of December 31, 1998, the aggregate Pool Balance of Receivables in the Trust was $219,218,132.90 and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

             Delinquency     Principal Balance
             -----------     ------------------

             30-59 days      $2,527,548.43
             60-89 days        $534,142.42
             90-120 days       $152,604.25
             120+ days         $890,628.20


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

       The records provided to the Trust by DTC indicate that as of December 31, 1998, there were 12 Certificateholders of Record.

Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

          Year 2000 efforts for Chase Manhattan Bank ("CMB") are being coordinated, managed and monitored as part of the Year 2000 efforts of The Chase Manhattan Corporation (the "Corporation") by the Corporation's Year 2000 Enterprise Program Office (the "Program Office"). The Program Office reports directly to the Executive Committee of the Corporation and is responsible for the Corporation's Year 2000 efforts, both technical and business-related, on a global basis.
       In addition, a Year 2000 Core Team (the "Core Team"), consisting of senior managers from internal audit, technology risk and control, financial management and control, the technology infrastructure division, legal and the Program Office, provides independent oversight of the process. The Core Team, which also reports directly to the Corporation's Executive Committee, is charged with identifying key risks and ensuring necessary management attention for timely resolution of project issues.

          The Corporation's Year 2000 Program continues to progress. As of January 1, 1999, the Corporation established a Year 2000 Business Risk Council, comprised of approximately 20 senior business leaders -- line managers, risk managers, and representatives of key staff functions -- to identify potential Year 2000 business risks, coordinate planning and readiness efforts, refine contingency plans for Year 2000, and establish a Year 2000 command center structure and rapid response teams.

          The Corporation's Year 2000 Program is tracked against well-defined milestones. The Corporation completed its inventory and assessment phases on schedule on September 30, 1997, identifying affected hardware and software, prioritizing tasks and establishing implementation plans. As of December 31, 1998, substantially all of the applications relating to the administration and servicing of the home equity lines of credit included in the Trust had been remediated. In 1999, attention will continue to be focused on completing the remediation of all business software applications, as well as ensuring that those software application systems that have been remediated, tested and certified are, and remain, Year 2000 ready.

          Since early 1999, the Corporation has increased its tracking and risk management of third party service providers. In addition, a major focus of 1999 has been continued customer and "street" (i.e., industry-wide) testing. Testing initiatives commenced during the third quarter of 1998 and the Corporation expects to continue to participate in customer and street tests as they continue to be scheduled during the remainder of 1999.

          At September 30, 1998, the Corporation's estimate for Year 2000 remediation costs for 1997 - 1999 was approximately $363 million. None of these costs will be borne by the Trust.

          In its normal course of business, the Corporation manages many types of risk. The Corporation recognizes that the risks presented by Year 2000 are unique given the pervasive nature of the problem and the higher likelihood that Year 2000 risk may present itself in multiple, simultaneous impacts. Because of this, the Corporation has adjusted and will continue to adjust its risk management processes and contingency plans to take the most probable anticipated effects into account. In this regard, the Corporation has begun its event planning for the Year 2000 with the goal of preventing or mitigating potential disruptions. The Corporation's Year 2000 events planning includes creation of command centers; performance of dress rehearsals and simulation modeling for various possible business and operation risks; establishment of special rapid response technology teams; scheduling of availability of key personnel; additional training and testing activities; and the establishment of rapid decision processes.

          The Corporation's expectations for completion of its Year 2000 remediation and testing efforts, the anticipated costs to complete the project and the anticipated business, operational and financial risks to the Corporation, CMB and the Trust are subject to a number of uncertainties. In particular, a large number of similar failures by account obligors, banks and other financial institutions or other participants in the national payments systems could also adversely affect the timing and amount of collections on the home equity lines of credit held by the Trust.

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

       Omitted.

Item 11.  Executive Compensation

       Omitted

Item 12.  Security Ownership of Certain Beneficial Owners and
       Management

          As of December 31, 1998, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The records of DTC indicate that at December 31, 1998, there were 6 participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of Certificates outstanding on that date.

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



       (b)  Reports on Form 8-K.

       The following reports were filed on Form 8-K in 1998:

Date                  Items Reported        Financial Statements
----                  --------------        --------------------

February 10, 1998        5, 7               monthly report to
                                            certificateholders
                                            dated 1/15/98

March 2, 1998            5, 7               monthly report to
                                            certificateholders
                                            dated 2/16/98

March 23, 1998           5, 7               monthly report to
                                            certificateholders
                                            dated 3/16/98

April 30, 1998           5, 7               monthly report to
                                            certificateholders
                                            dated 4/15/98

May 15, 1998             5, 7               monthly report to
                                            certificateholders
                                            dated 5/15/98

June 23, 1998            5, 7               monthly report to
                                            certificateholders
                                            dated 6/15/98

July 28, 1998            5, 7               monthly report to
                                            certificateholders
                                            dated 7/15/98

August 27, 1998          5, 7               monthly report to
                                            certificateholders
                                            dated 8/17/98

October 2, 1998          5, 7               monthly report to
                                            certificateholders
                                            dated 9/15/98

October 23, 1998         5, 7               monthly report to
                                            certificateholders
                                            dated 10/23/98

December 2, 1998         5, 7               monthly report to
                                            certificateholders
                                            dated 11/16/98

January 13, 1999         5, 7               monthly report to
                                            certificateholders
                                            dated 12/15/98

                            SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Chase Manhattan Home Equity Loan Trust 1995-1

                      by The Chase Manhattan Bank


                      By:   /s/ Richard Dargan
                           --------------------
                           Name:  Richard Dargan
                           Title: Vice President

Date:  March 30, 1999