Form 10-K
period 1999-12-31
CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1; CHASE MANHATTAN BANK /NY/
filed 2000-03-30
CIK 1036821, 835271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                         Commission file number 33-93570

             Chase Manhattan Home Equity Loan Trust 1995-1 (issuer)

      The Chase Manhattan Bank (originator of the Trust referred to herein)

             (Exact name of registrant as specified in its charter)

         New York                                             13-4994650
(State of Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification Number)

270 Park Avenue, New York, New York                           10017
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class               Name of Each Exchange of Which Registered
          None                                            N/A

Securities registered pursuant to Section 12(g) of the Act:
         None
   (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES ___X___ NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___X___

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

         None.

================================================================================

Introductory Note

         Chase Manhattan Home Equity Loan Trust 1995-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between The Chase Manhattan Bank (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the Manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The aggregate amount of charge-offs with respect to the assets of the Trust for the year ended December 31, 1999 was $266,901.33. As of December 31, 1999, the aggregate Pool Balance of Receivables in the Trust was $170,850,618.21 and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

                  Delinquency                        Principal Balance
                  -----------                        -----------------

                  30-59 days                           $1,791,331.49
                  60-89 days                           $  422,103.73
                  90-120 days                          $   51,759.97
                  120+ days                            $  504,049.73

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders for any Series during the fiscal year covered by this report.

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

         As of December 31, 1999, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Class                                       # of Holders
       ---------                                  ------------------
         A-1                                         15
         A-2                                         3
         Total                                       18


Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compliance

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         For the purposes of this Item 12, the records of DTC indicate that at December 31, 1999, the participants in the DTC system that held positions in Certificates representing interests in the Trust equal to more than 5% of the total principal amount of one or more classes of Certificates outstanding on that date are as follows:

----------------------------------------------------------------------------------------------------
Chase Home Equity Loan Trust      Name & Address of Participant    Original            % Class
                                                                   Certificate
                                                                   Principal Balance
----------------------------------------------------------------------------------------------------
Series 1995-1
----------------------------------------------------------------------------------------------------
Class A-1                         Bank of New York (The)                    75,000,000       20.96%
                                  925 Patterson Plank Rd.
                                  Seacacus, NJ  07094
----------------------------------------------------------------------------------------------------
                                  The Bank of New York/                     28,000,000        7.83%
                                  Credit Agricole
                                  One Wall Street
                                  New York, NY  10286
----------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                            60,000,000       16.77%
                                  P. O. Box 30576
                                  Tampa, FL  33630-3576
----------------------------------------------------------------------------------------------------
                                  Credit Suisse First Boston                47,600,000       13.31%
                                  Corporation
                                  C/O ADP Proxy Services
----------------------------------------------------------------------------------------------------
                                  HSBC Bank USA/Republic                    35,000,000        9.78%
                                  Investment Account
                                  One Hanson Place, Lower Level
                                  Brooklyn, NY  11243
----------------------------------------------------------------------------------------------------
                                  LBI-Lehman Government                     30,735,000        8.59%
                                  Securities Inc. (LBI)
                                  101 Hudson Street
                                  31st Floor
                                  Jersey City, NJ  07302
----------------------------------------------------------------------------------------------------
                                  Northern Trust Company (The)              19,900,000        5.56%
                                  801 S. Canal C-IN
                                  Chicago, IL  60607
----------------------------------------------------------------------------------------------------
Class A-2                         Bank of New York (The)                     5,000,000       12.50%
                                  925 Patterson Plank Rd.
                                  Seacus, NJ 07094
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------
                                  Fuji Bank and Trust Company               25,000,000       62.50%
                                  (The)
                                  2 World Trade Center, 81st
                                  Floor
                                  New York, NY 10048
----------------------------------------------------------------------------------------------------
                                  HSBC Bank USA/Republic                    10,000,000       25.00%
                                  Investment Account
                                  One Hanson Place, Lower Level
                                  Brooklyn, NY  11243
----------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         Exhibits.  No exhibits are being filed as part of this Annual Report on
                    Form 10-K.

                          The following reports were filed on Form 8-K in 1999:

                  Date                Items Reported        Financial Statements
                  ----                --------------        --------------------

                  1/20/1999           5, 7                  monthly report to
                                                            certificateholders
                                                            dated 1/15/1999

                  6/23/1999           5, 7                  monthly report to
                                                            certificateholders
                                                            dated 2/15/1999,
                                                            3/15/1999, 4/15/1999
                                                            and 5/17/1999

                  6/30/1999           5, 7                  monthly report to
                                                            certificateholders
                                                            dated 6/15/99

                  7/30/1999           5, 7                  monthly report to
                                                            certificateholders
                                                            dated 7/15/99

                  8/27/1999           5, 7                  monthly report to
                                                            certificateholders
                                                            dated 8/16/99

                  9/30/1999           5, 7                  monthly report to
                                                            certificateholders
                                                            dated 9/15/99

                  10/29/1999          5, 7                  monthly report to
                                                            certificateholders
                                                            dated 10/15/99

                  11/19/1999          5, 7                  monthly report to
                                                            certificateholders
                                                            dated 11/15/99

                  12/23/1999          5, 7                  monthly report to
                                                            certificateholders
                                                            dated 12/15/99

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


                                             Chase Manhattan Home Equity
                                             Loan Trust 1995-1

                                             by The Chase Manhattan Bank


                                             By:  /s/ Richard Dargan
                                             -----------------------------------
                                             Name:    Richard Dargan
                                             Title:   Vice President


Dated:  March 29, 2000