Form 10-K405
period 2001-12-31
CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1
filed 2002-03-28
CIK 1036821

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                         Commission file number 33-93570

             Chase Manhattan Home Equity Loan Trust 1995-1 (issuer)

              JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank)
                  (originator of the Trust referred to herein)

             (Exact name of registrant as specified in its charter)

New York                                   13-4994650
(State or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

270 Park Avenue, New York, New York                   10017
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange of Which Registered
              None                                       N/A

Securities registered pursuant to Section 12(g) of the Act:
         None
   (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days: YES X NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

      None.


Introductory Note

         Chase Manhattan Home Equity Loan Trust 1995-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank), as successor of The Chase Manhattan Bank, N.A.. (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items that have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The aggregate amount of charge-offs with respect to the assets of the Trust for the year ended December 31, 2001 was $102,711.99. As of December 31, 2001, the aggregate Pool Balance of Receivables in the Trust was $104,364,440.18 and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

                Delinquency                        Principal Balance
                -----------                        -----------------
                30-59 days                         $ 1,346,838.95
                60-89 days                         $   284,302.63
                90-120 days                        $   431,167.85
                120+ days                          $   241,046.65

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


Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"), as set forth below. To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

         As of December 31, 2001, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:


         Class                                       No. of Holders
         -----                                       --------------
         A-1                                         10
         A-2                                         3

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Part III

Item 10.          Directors and Executive Officers of the Registrant

         Omitted.

Item 11.          Executive Compensation

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of the
Certificates:

------------------------------------------------------------------------------------------------------
Chase Home Equity Loan Trust      Name & Address of Participant             Original       % Class
                                                                            Certificate
                                                                            Principal
                                                                            Balance
------------------------------------------------------------------------------------------------------
Series 1995-1
------------------------------------------------------------------------------------------------------
Class A-1                         Bank of New York (The)                     $75,000,000       20.97%
                                  925 Patterson Plank Rd.
                                  Seacacus, NJ  07094
------------------------------------------------------------------------------------------------------
                                  Bankers Trust Company                      $47,600,000       13.31%
                                  648 Grassmere Park Road
                                  Nashville, TN 37211
------------------------------------------------------------------------------------------------------
                                  The Bank of New York/Credit Agricole       $28,000,000        7.83%
                                  One Wall Street
                                  New York, NY  10286
------------------------------------------------------------------------------------------------------
                                  JPMorgan Chase Bank                        $34,285,000         9.58
                                  C/O JP Morgan Investor Services
                                  14201 Dallas Pkwy, 12th Floor
                                  Dallas, TX  75254
------------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                             $70,000,000       19.57%
                                  3800 Citibank Center
                                  Tampa, FL  33610-9122
------------------------------------------------------------------------------------------------------
                                  HSBC Bank USA/Republic                     $35,000,000        9.78%
                                  Investment Account
                                  452 5th Avenue
                                  New York, NY 10018
------------------------------------------------------------------------------------------------------
                                  UBS Warburg LLC/CMC                        $52,400,000       14.65%
                                  1000 Harbor Blvd., 8th Floor
                                  Weekhawken, NJ  07087
------------------------------------------------------------------------------------------------------
Class A-2                         Bank of New York (The)                      $5,000,000       12.50%
                                  925 Patterson Plank Rd.
                                  Seacus, NJ  07094
------------------------------------------------------------------------------------------------------
                                  Mizuho Trust & Banking Co. (USA)           $25,000,000       62.50%
                                  666 Fifth Avenue
                                  New York, NY  10103
------------------------------------------------------------------------------------------------------
                                  HSBC Bank USA/Republic                     $10,000,000       25.00%
                                  Investment Account
                                  452 5th Avenue
                                  New York, NY 10018
------------------------------------------------------------------------------------------------------



Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

         (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.


                  Exhibit Number            Description
                  --------------            -----------
                  99.1                      Annual Servicer's Certificate pursuant to
                                            Section 3.9 of the Pooling and Servicing
                                            Agreement*

                  99.2                      Annual Independent Accountants
                                            pursuant to Section 3.10 of the
                                            Pooling and Servicing Agreement*


* Unavailable on date of filing. To be filed upon receipt by the Issuer.


         (b) The following reports were filed on Form 8-K during the last quarter of 2001:


         Date                 Items Reported             Financial Statements
         ----                 --------------             --------------------

         10/01/2001           5, 7                       monthly report to
                                                         certificateholders
                                                         dated 9/17/2001

         10/29/2001           5, 7                       monthly report to
                                                         certificateholders
                                                         dated 10/15/2001

         11/29/2001           5, 7                       monthly report to
                                                         certificateholders
                                                         dated 11/15/2001

         12/21/2001           5, 7                       monthly report to
                                                         certificateholders
                                                         dated 12/17/2001

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 26, 2002


                                 Chase Manhattan Home Equity Loan Trust 1995-1

                                 By: JPMorgan Chase Bank (f/k/a The Chase
                                 Manhattan Bank), as Servicer


                                 By: /s/ John Barren
                                 -----------------------------------
                                 Name: John Barren
                                 Title: Senior Vice President

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

                                INDEX TO EXHIBITS

         Exhibit Number             Description
         --------------             -----------

         99.1                       Annual Servicer's Certificate pursuant to
                                    Section 3.9 of the Pooling and Servicing
                                    Agreement*

         99.2 Annual Independent Accountants pursuant to Section 3.10 of the Pooling and Servicing Agreement*



* Unavailable on date of filing. To be filed upon receipt by the Issuer.