Form 10-K/A
period 2001-12-31
CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1
filed 2002-05-13
CIK 1036821

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------
                                   FORM 10-K/A

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

                         JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank)
                            (originator of the Trust referred to herein)

                         (Exact name of registrant as specified in its charter)

New York                                                 13-4994650
(State or Other Jurisdiction of                          (IRS Employer
Incorporation or Organization)                           Identification Number)

270 Park Avenue, New York, New York                      10017
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:
     Title of Each Class            Name of Each Exchange of Which Registered
          None                                                 N/A

Securities registered pursuant to Section 12(g) of the Act:
         None
   (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES __X__          NO _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X__

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

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

      None.


Introductory Note

         Chase Manhattan Home Equity Loan Trust 1995-1 (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between JPMorgan Chase Bank, as successor of The Chase Manhattan Bank, N.A.. (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items that have been omitted from or modified in this Annual Report on Form 10-K.

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

                           Delinquency                        Principal Balance
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

        Class                                   No. of Holders
       -------                                  --------------
         A-1                                         10
         A-2                                         3

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
                                  Investment Account
                                  452 5th Avenue
                                  New York, NY 10018
------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports of Form 8-K

         (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

              Exhibit Number    Description
              --------------    ----------------------
              99.1              Annual Servicer's Certificate pursuant to
                                Section 3.9 of the Pooling and Servicing
                                Agreement

              99.2 Annual Report of Independent Accountants pursuant to Section 3.10 of the Pooling and Servicing Agreement


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


Dated:  May 10, 2002

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

                                INDEX TO EXHIBITS

         Exhibit Number     Description
         --------------     ----------------------
         99.1               Annual Servicer's Certificate pursuant to
                            Section 3.9 of the Pooling and Servicing
                            Agreement

         99.2 Annual Report of Independent Accountants pursuant to Section 3.10 of the Pooling and Servicing Agreement